Form 10-K
period 2001-12-31
SALOMON BROS MORT SEC VII INC SALO MORT LN TR SER 2001-CPB1
filed 2002-03-26
CIK 1141776

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

 X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

                         Commission File Numbers 333-84249

                 Salomon Brothers Mortgage Securities VII, Inc.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


          Delaware                                            13-3439681
-------------------------------                        ------------------------
(STATE OR OTHER JURISDICTION OF                            (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                             IDENTIFICATION)


 390 Greenwich Street, Fourth Floor
 New York, New York                                             10013
--------------------------------------                      ---------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                        (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (212)723-6375


SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


Title of each class                    Name of each exchange on which registered

   Not Applicable

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                Salomon Brothers Mortgage Securities VII, Inc.,
                Mortgage Pass-Through Certificates Series 2001-CPB1
             -----------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              -----     -----

Documents Incorporated by Reference:  None

                                     PART I


Items 1. Business.

         Not Applicable.


Item 2.  Properties.

         See Item 14(a), Exhibits 99.1 and 99.2.


Item 3.  Legal Proceedings.

         The registrant knows of no material pending legal proceedings with respect to the Mortgage Pools or the Trustee, or any custodian, the Servicer or the registrant with respect to the Mortgage Pools other than ordinary routine litigation incidental to the duties under each agreement of the Trustee, any custodian, the Servicer or the registrant.


Item 4.  Submission of Matters to a vote of Security-Holders.

         No matter was submitted during the fiscal year covered by this report to a vote of Certificateholders.

                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholders Matters.

         (a) To the best of Registrant's knowledge, there is no established public trading market for the Certificates.

         (b) As of December 31, 2001, the number of holders of the Certificates was as follows:

             Class                              Number of holders
             -----                              -----------------
             A1                                         11
             B1                                         1
             B2                                         1
             B3                                         1
             B4                                         1
             B5                                         1
             B6                                         1
             RI                                         1


         (c) Omitted pursuant to the Exemptive Order.


Item 6.  Selected Financial Data.

         Not Applicable.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Not Applicable.


Item 7A  Quantitative and Qualitative Disclosures About Market Risk.

         Not Applicable.


Item 8.  Financial Statements and Supplementary Data.

         Exhibits 99.1 and 99.2 filed as part of this report and listed in Item 14(a) below are also filed as part of this report under this Item 8.


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant.

         Not Applicable.


Item 11. Executive Compensation.

         Not Applicable.


Item 12. Security Ownership of Certain Beneficial Owners and Management.

        (a) the Class A-1, B-1, B-2, and B-3 Certificates of each Class of the Series representing investors' interests in the Trust are represented by one or more Certificates registered in the name of Cede & Co., the nominee of The Depository Trust Company ("DTC"), and an investor holding an interest in the Trust is not entitled to receive a Certificate representing such interest except in certain limited circumstances. Accordingly, Cede & Co. is the sole holder of record of Certificates, which it held on behalf of brokers, dealers, banks and other direct participants in the DTC system at December 31, 2001. Such direct participants may hold Certificates for their own accounts or for the accounts of their customers. Records provided to the Trust by DTC for the Class A-1, B-1, B-2 and B-3 Certificates and the Trustee for the Class B-4, B-5 and B-6 indicate that as of December 31, 2001, the following direct owners held positions in the Certificates representing interests in the Trust equal to or exceeding 5% of the total principal amount of the Certificates of each Class of each Series outstanding on that date:



                   Name and address
Title of class     of beneficial owner            Amount        Percent of class
--------------     -------------------            ------        ----------------

A1                 ABN AMRO Incorporated          $100,000,000     21.1%
A1                 Banker's Trust                   50,000,000     10.6%
A1                 State Street Bank and
                   Trust Company                   194,435,000     41.1%
A1                 The Bank of New York             30,300,000      6.4%
A1                 Citibank, N.A.                   24,400,000      5.2%

                   The address of each above participant is:
                        C/O The Depository Trust Company
                            55 Water Street
                            New York, New York 10041

B1                 ABN AMRO Incorporated             4,874,000    100.0%
                   181 W. Madison
                   Chicago, IL   60603
B2                 LB1-Lehman Government             2,437,000    100.0%
                   Securities, Inc.
                   101 Hudson Street
                   Jersey City, NY   07302
B3                 The Bank of New York              2,438,000    100.0%
                   925 Patterson Plank Rd.
                   Secaucus, NJ   07094


          (b) Not Applicable.

          (c) Not Applicable.


Item 13. Certain Relationships and Related Transactions.

         (a) The registrant knows of no transaction or series of transactions during 2001, or any currently proposed transaction or series of transactions, in an amount exceeding $60,000, involving the Trust in which any Certificateholder identified in item 12(a) or any other beneficial owner of more than five percent of the Certificates known to the registrant had or will have a direct or indirect material interest. There are no persons of the types described in Item 404(a)(1), (2) and (4) of Regulation S-K.

         (b) Not Applicable.

         (c) Not Applicable.

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          (a) The following are filed as part of this report.

          Exhibit 99.1   Servicer Annual Statement of Compliance for the Period
                            Ending December 31, 2001

          Exhibit 99.2   Report, dated March 8, 2002, issued by KPMG LLP

          (b) The following Current Reports on Form 8-K were filed by the registrant during 2001 and through the date hereof:


               Current Report on Form 8-K dated June 7, 2001 Current Report on Form 8-K dated July 5, 2001 Current Report on Form 8-K dated August 1, 2001 Current Report on Form 8-K dated August 30, 2001 Current Report on Form 8-K dated October 2, 2001 Current Report on Form 8-K dated October 29, 2001 Current Report on Form 8-K dated December 3, 2001 Current Report on Form 8-K dated January 4, 2002

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on March 26, 2002.


                                 SALOMON BROTHERS MORTGAGE SECURITIES VII, INC.

                                 By:  CitiMortgage, Inc.,
                                        as Servicer


                                       By:
                                      --------------------------------
                                   Name:  William S. Felts
                                   Title: Vice President

                                  EXHIBIT INDEX


EXHIBIT             DESCRIPTION
-------             -----------

Exhibit 99.1 Servicer Annual Statement of Compliance for the Period Ending December 31, 2001

Exhibit 99.2        Report, dated March 8, 2002, issued by KPMG LLP

                                        8





                              EX-99.1
                              ANNUAL STATEMENT


                                                                   Exhibit 99.1

                      OFFICER'S CERTIFICATE
                ANNUAL STATEMENT OF COMPLIANCE

        Salomon Brothers Mortgage Securities VII, INC.
                Mortgage Pass-Through Certificates
                        Series 2001-CPB1






      Patsy M. Barker, Vice President of CitiMortgage, Inc. (CMI), and William S. Felts, Vice President of CitiMortgage, Inc. ("CMI"), pursuant to the Pooling and Servicing Agreement (the "Pooling Agreement") relating to the above-referenced Certificates, hereby certify that:


      (A) A review of the activities of CMI during the preceding calendar year and of its performance under the Pooling Agreements has been made under my supervision; and

      (B) To the best of my knowledge, based on such review, CMI has fulfilled all of its obligations under the Pooling Agreements throughout the preceding calendar year.


      IN WITNESS WHEREOF, I have executed this Certificate as of March 26, 2002.






                                    BY:     /s/Patsy M. Barker
                                    NAME:   Patsy M. Barker
                                    TITLE:  Vice President

                                    BY:     /s/ William S. Felts
                                    NAME:   William S. Felts
                                    TITLE:  Vice President







                              EX-99.2
                              INDEPENDENT ACCOUNTANTS REPORT


                                                                   Exhibit 99.2

                            [Letterhead of KPMG LLP]

                            Independent Auditors Report

The Board of Directors
CitiMortgage, Inc.:


We have audited the consolidated financial statements of CitiMortgage, Inc. (an indirect wholly owned subsidiary of Citigroup) and subsidiaries (the Company)as of and for the year ended December 31, 2001, and have issued our report thereon dated March 8, 2002. We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.

In connection with our audit, we noted no instances of noncompliance that are required to be reported herein under the requirements applicable to HUD-approved Title II non-supervised mortgagees, as specified in the Consolidated Audit Guide for Audits of HUD Programs (the Guide), issued by the U.S. Department of Housing and Urban Development, Office of the Inspector General, in August 1997, insofar as they relate to accounting matters related to the Mortgage Pass-Thru Certificates referred to in Exhibit I. However, our audit was not directed primarily toward obtaining knowledge of such noncompliance.

This report is intended for the information and use of the Board of Directors, management of the Company, Bank One Trust Company, NA, First Union National Bank, Citibank, N.A., Bankers Trust Company, State Street Bank & Trust Company, and The Bank of New York and is not intended to be and should not be used by anyone other than these specified parties.


                                                        /s/ KPMG LLP

March 8, 2002




                                CITIMORTGAGE, INC. AND SUBSIDIARIES
                        (An Indirect Wholly Owned Subsidiary of Citigroup)
                                Mortgage Pass-Through Certificates
                                        December 31, 2001


Citibank, N.A.                                                  Series 1985-K


Citibank, N.A.                                                  Series 1986-J
Citibank, N.A.                                                  Series 1986-P
Citibank, N.A.                                                  Series 1986-S


Citibank, N.A.                                                  Series 1987-A
Citibank, N.A.                                                  Series 1987-B
Citibank, N.A.                                                  Series 1987-D
Citibank, N.A.                                                  Series 1987-F


Citicorp Mortgage Securities, Inc.                              Series 1987-1
Citicorp Mortgage Securities, Inc.                              Series 1987-3
Citicorp Mortgage Securities, Inc.                              Series 1987-10
Citicorp Mortgage Securities, Inc.
        Citibank, N.A.                                          Series 1987-13A
Citicorp Mortgage Securities, Inc.
        Citibank, N.A.                                          Series 1987-20A


Citicorp Mortgage Securities Inc.
        Citicorp Mortgage, Inc.                                 Series 1988-1A
Citicorp Mortgage Securities, Inc.                              Series 1988-8
Citicorp Mortgage Securities, Inc.                              Series 1988-11
Citicorp Mortgage Securities, Inc.                              Series 1988-17
Citicorp Mortgage Securities, Inc.                              Series 1988-20


Citicorp Mortgage Securities, Inc.                              Series 1989-1
 Citicorp Mortgage Securities, Inc.
 Citicorp Mortgage, Inc.                                        Series 1989-5A
        Citibank, N.A.                                          Series 1989-5B
Citicorp Mortgage Securities, Inc.                              Series 1989-6
Citicorp Mortgage Securities, Inc.
        Citicorp Mortgage, Inc.                                 Series 1989-8A
        Citibank, N.A.                                          Series 1989-8B
Citicorp Mortgage Securities, Inc.                              Series 1989-9
Citicorp Mortgage Securities, Inc.                              Series 1989-12
Citicorp Mortgage Securities, Inc.                              Series 1989-13
Citicorp Mortgage Securities, Inc.                              Series 1989-19


Citicorp Mortgage Securities, Inc.
        Citicorp Mortgage, Inc.                                 Series 1990-5A
        Citibank, N.A.                                          Series 1990-5B
        Citibank, Federal Savings Bank                          Series 1990-5C
Citibank Mortgage Securities, Inc.
        Citicorp Mortgage, Inc.                                 Series 1990-7A
        Citibank, N.A.                                          Series 1990-7B
        Citibank, Federal Savings Bank                          Series 1990-7C
        Citibank, Federal Savings Bank                          Series 1990-7D
Citicorp Mortgage Securities, Inc.
        Citicorp Mortgage, Inc.                                 Series 1990-8A
        Citibank, N.A.                                          Series 1990-8B
        Citibank, Federal Savings Bank                          Series 1990-8C
        Citibank, Federal Savings Bank                          Series 1990-8D
Citicorp Mortgage Securities, Inc.
        Citicorp Mortgage, Inc.                                 Series 1990-9A
        Citibank, N.A.                                          Series 1990-9B
        Citibank, Federal Savings Bank                          Series 1990-9C
        Citibank, Federal Savings Bank                          Series 1990-9D
Citicorp Mortgage Securities, Inc.
        Citicorp Mortgage, Inc.                                 Series 1990-11A
        Citibank, N.A.                                          Series 1990-11B
        Citibank, Federal Savings Bank                          Series 1990-11C
        Citibank, Federal Savings Bank                          Series 1990-11D
        Citibank, Federal Savings Bank                          Series 1990-11E
 Citicorp Mortgage Securities, Inc.
        Citicorp Mortgage, Inc.                                 Series 1990-12A
        Citibank, N.A.                                          Series 1990-12B
        Citibank, Federal Savings Bank                          Series 1990-12C
Citicorp Mortgage Securities, Inc.                              Series 1990-14
Citicorp Mortgage Securities, Inc.                              Series 1990-18


Citicorp Mortgage Trust III
        Citicorp Mortgage, Inc.                                 Series 1990-IIIA
        Citibank, N.A.                                          Series 1990-IIIB
        Citicorp Savings of California, A Federal S&L Assoc.    Series 1990-IIIC


Citicorp Mortgage Securities, Inc.                              Series 1991-4
Citicorp Mortgage Securities, Inc.                              Series 1991-5
Citicorp Mortgage Securities, Inc.                              Series 1991-6
Citicorp Mortgage Securities, Inc.                              Series 1991-14


Citicorp Mortgage Securities, Inc.                              Series 1992-1
Citicorp Mortgage Securities, Inc.                              Series 1992-4
Citicorp Mortgage Securities, Inc.                              Series 1992-7
Citicorp Mortgage Securities, Inc.                              Series 1992-9
Citicorp Mortgage Securities, Inc.                              Series 1992-12
Citicorp Mortgage Securities, Inc.                              Series 1992-13
Citicorp Mortgage Securities, Inc.                              Series 1992-14
Citicorp Mortgage Securities, Inc.                              Series 1992-15
Citicorp Mortgage Securities, Inc.                              Series 1992-16
Citicorp Mortgage Securities, Inc.                              Series 1992-17
Citicorp Mortgage Securities, Inc.                              Series 1992-18
Citicorp Mortgage Securities, Inc.                              Series 1992-19
Citicorp Mortgage Securities, Inc.                              Series 1992-20


Citicorp Mortgage Securities, Inc.                              Series 1993-1
Citicorp Mortgage Securities, Inc.                              Series 1993-2
Citicorp Mortgage Securities, Inc.                              Series 1993-3
Citicorp Mortgage Securities, Inc.                              Series 1993-4
Citicorp Mortgage Securities, Inc.                              Series 1993-5
Citicorp Mortgage Securities, Inc.                              Series 1993-6
Citicorp Mortgage Securities, Inc.                              Series 1993-7
Citicorp Mortgage Securities, Inc.                              Series 1993-8
Citicorp Mortgage Securities, Inc.                              Series 1993-9
Citicorp Mortgage Securities, Inc.                              Series 1993-10
Citicorp Mortgage Securities, Inc.                              Series 1993-11
Citicorp Mortgage Securities, Inc.                              Series 1993-12
Citicorp Mortgage Securities, Inc.                              Series 1993-13
Citicorp Mortgage Securities, Inc.                              Series 1993-14


Citicorp Mortgage Securities, Inc.                              Series 1994-1
Citicorp Mortgage Securities, Inc.                              Series 1994-2
Citicorp Mortgage Securities, Inc.                              Series 1994-3
Citicorp Mortgage Securities, Inc.                              Series 1994-4
Citicorp Mortgage Securities, Inc.                              Series 1994-5
Citicorp Mortgage Securities, Inc.                              Series 1994-6
Citicorp Mortgage Securities, Inc.                              Series 1994-7
Citicorp Mortgage Securities, Inc.                              Series 1994-8
Citicorp Mortgage Securities, Inc.                              Series 1994-9
Citicorp Mortgage Securities, Inc.                              Series 1994-10
Citicorp Mortgage Securities, Inc.                              Series 1994-11
Citicorp Mortgage Securities, Inc.                              Series 1994-12
Citicorp Mortgage Securities, Inc.                              Series 1994-13


Citicorp Mortgage Securities, Inc.                              Series 1995-1
Citicorp Mortgage Securities, Inc.                              Series 1995-2
Citicorp Mortgage Securities, Inc.                              Series 1995-3


Citicorp Mortgage Securities, Inc.                              Series 1996-1


Citicorp Mortgage Securities, Inc.                              Series 1997-1
Citicorp Mortgage Securities, Inc.                              Series 1997-2
Citicorp Mortgage Securities, Inc.                              Series 1997-3
Citicorp Mortgage Securities, Inc.                              Series 1997-4
Citicorp Mortgage Securities, Inc.                              Series 1997-5
Citicorp Mortgage Securities, Inc.                              Series 1997-6
Citicorp Mortgage Securities, Inc.                              Series 1997-7


Citicorp Mortgage Securities, Inc.                              Series 1998-1
Citicorp Mortgage Securities, Inc.                              Series 1998-2
Citicorp Mortgage Securities, Inc.                              Series 1998-3
Citicorp Mortgage Securities, Inc.                              Series 1998-4
Citicorp Mortgage Securities, Inc.                              Series 1998-5
Citicorp Mortgage Securities, Inc.                              Series 1998-6
Citicorp Mortgage Securities, Inc.                              Series 1998-7
Citicorp Mortgage Securities, Inc.                              Series 1998-8
Citicorp Mortgage Securities, Inc.                              Series 1998-9
Citicorp Mortgage Securities, Inc.                              Series 1998-10


Citicorp Mortgage Securities, Inc.                              Series 1999-1
Citicorp Mortgage Securities, Inc.                              Series 1999-2
Citicorp Mortgage Securities, Inc.                              Series 1999-3
Citicorp Mortgage Securities, Inc.                              Series 1999-4
Citicorp Mortgage Securities, Inc.                              Series 1999-5
Citicorp Mortgage Securities, Inc.                              Series 1999-6
Citicorp Mortgage Securities, Inc.                              Series 1999-7
Citicorp Mortgage Securities, Inc.                              Series 1999-8


Citicorp Mortgage Securities, Inc.                              Series 2000-1
Citicorp Mortgage Securities, Inc.                              Series 2000-2
Citicorp Mortgage Securities, Inc.                              Series 2000-3
Citicorp Mortgage Securities, Inc.                              Series 2000-4
Citicorp Mortgage Securities, Inc.                              Series 2000-5
Citicorp Mortgage Securities, Inc.                              Series 2000-6


Salomon Brothers Mortgage Securities VII, Inc.                  Series 2000-1


Citicorp Mortgage Securities, Inc.                              Series 2001-1
Citicorp Mortgage Securities, Inc.                              Series 2001-2
Citicorp Mortgage Securities, Inc.                              Series 2001-3
Citicorp Mortgage Securities, Inc.                              Series 2001-4
Citicorp Mortgage Securities, Inc.                              Series 2001-5
Citicorp Mortgage Securities, Inc.                              Series 2001-6
Citicorp Mortgage Securities, Inc.                              Series 2001-7
Citicorp Mortgage Securities, Inc.                              Series 2001-8
Citicorp Mortgage Securities, Inc.                              Series 2001-9
Citicorp Mortgage Securities, Inc.                              Series 2001-10
Citicorp Mortgage Securities, Inc.                              Series 2001-11
Citicorp Mortgage Securities, Inc.                              Series 2001-12
Citicorp Mortgage Securities, Inc.                              Series 2001-13
Citicorp Mortgage Securities, Inc.                              Series 2001-14
Citicorp Mortgage Securities, Inc.                              Series 2001-15
Citicorp Mortgage Securities, Inc.                              Series 2001-16
Citicorp Mortgage Securities, Inc.                              Series 2001-17
Citicorp Mortgage Securities, Inc.                              Series 2001-18


Salomon Brothers Mortgage Securities VII, Inc.                  Series 2001-CPB1
Salomon Mortgage Loan Trust



                            [Letterhead of KPMG LLP]

                          Independent Accountants' Report


The Board of Directors
CitiMortgage, Inc.:

We have examined management's assertion included in the accompanying management assertion, that CitiMortgage, Inc. (an indirect wholly owned subsidiary of Citigroup, Inc.) and subsidiaries' (the Company), complied with the minimum servicing standards set forth in the Mortgage Bankers Association of Americas Uniform Single Attestation Program for Mortgage Bankers as of and for the year ended December 31, 2001. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, incuded examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards during the year ended December 31, 2001 is fairly stated, in all material respects.


                                                        /s/ KPMG LLP


March 8, 2002




[Letterhead of CitiMortgage, Inc.]

                              Management Assertion

As of and for the year ended December 31, 2001, CitiMortgage, Inc. (an indirect wholly owned subsidiary of Citigroup, Inc.) and subidiaries (the Company) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation for Mortgage Bankers. As of and for this same period, the Company had in effect a fidelity bond of $315 million and errors and omissions policy in the amount of $125 million.



Very truly your,



CITIMORTGAGE, INC.

By:     /s/Dave Lowman
        Dave Lowman, Chief Servicing and Technology Officer


By:     /s/ Paul Ince
        Paul Ince, Chief Financial Officer


March 8, 2002